Form 10-K
period 2019-12-31
BENCHMARK 2019-B9 MORTGAGE TRUST
filed 2020-03-27
CIK 1764759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

333-207132-21

(Commission File Number of issuing entity)

0001764759

(Central Index Key Number of issuing entity)

Benchmark 2019-B9 Mortgage Trust

(Exact name of issuing entity as specified in its charter)

333-207132

(Commission File Number of depositor)

0001258361

(Central Index Key Number of depositor)

Citigroup Commercial Mortgage Securities Inc.

(Exact name of depositor as specified in its charter)

Citi Real Estate Funding Inc.

(Central Index Key Number: 0001701238)

German American Capital Corporation

(Central Index Key Number: 0001541294)

JPMorgan Chase Bank, National Association

(Central Index Key Number: 0000835271)

(Exact name of sponsor as specified in its charter)

83-6773169
83-4105005
New York	83-4129544
(State or other jurisdiction of incorporation or organization of the issuing entity)	(I.R.S. Employer Identification No.)

c/o Citibank, N.A.

388 Greenwich Street, 14th Floor

New York, New York 10013

(Address of principal executive offices of issuing entity)

(212) 816-5614

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not Applicable

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not Applicable

PART I

Item 1. Business.

Omitted.

Item 1A. Risk Factors.

Omitted.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Omitted.

Item 3. Legal Proceedings.

Omitted.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6. Selected Financial Data.

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8. Financial Statements and Supplementary Data.

Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A. Controls and Procedures.

Omitted.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11. Executive Compensation.

Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14. Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

Item 1112(b) of Regulation AB

No mortgage loan in the pool assets for Benchmark 2019-B9 Mortgage Trust constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB.

Item 1114(b)(2) and Item 1115(b) of Regulation AB

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1117 of Regulation AB

Disclosure from Citibank, N.A., as Certificate Administrator:

Citibank, N.A. (“Citibank”) is acting as the Certificate Administrator of this commercial mortgage-backed securities (“CMBS”) transaction. In the ordinary course of business, Citibank is involved in a number of legal proceedings, including in connection with its role as trustee of certain residential mortgage-backed securities (“RMBS”) transactions. Certain of these Citibank as trustee-related matters are disclosed herein.

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the U.S. Trust Indenture Act of 1939, as amended (the “TIA”), breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts.  On November 24, 2014, plaintiffs sought leave to withdraw this action.  On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court.  In January 2015, the court closed plaintiffs’ original state court action.  On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts.  Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts.  On April 7, 2017, Citibank filed a motion for summary judgment.  Plaintiffs filed its consolidated opposition brief and cross motion for partial summary judgment on May 22, 2017.  Briefing on those motions was completed on August 4, 2017.  On March 22, 2018, the court granted Citibank’s motion for summary judgment in its entirety, denied plaintiffs’ motion for summary judgment and ordered the clerk to close the case.  On April 20, 2018, plaintiffs filed a notice of appeal.  Plaintiffs’ opening brief was filed on August 3, 2018.  Citibank filed its opposition on November 2, 2018.  Plaintiffs filed their reply on November 16, 2018.  On June 7, 2019, the Second Circuit dismissed the plaintiffs’ appeal following the parties’ filing of a stipulation withdrawing the case with prejudice pursuant to Federal Rule of Appellate Procedure 42.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee.  This case includes the 24 trusts previously dismissed in the federal action, and one additional trust.  The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act (the “Streit Act”).  Following oral argument on Citibank’s motion to dismiss, plaintiffs filed an amended complaint on August 5, 2016.  On June 27, 2017, the state court issued a decision, dismissing the event of default claims, mortgage-file-related claims, the fiduciary duty claims, and the conflict of interest claims.  The decision sustained certain breach of contract claims including the claim alleging discovery of breaches of representations and warranties, a claim related to robo-signing, and the implied covenant of good faith claim.  Citibank appealed the lower court’s decision, and on January 16, 2018, the Appellate Division, First Department, dismissed the claims related to robo-signing and the implied covenant of good faith, but allowed plaintiffs’ claim alleging discovery of breaches of representations and warranties to proceed.  On June 7, 2019, plaintiffs filed a motion for discontinuance of the action and dismissal of plaintiffs’ claims with prejudice.

On August 19, 2015, the FDIC as receiver for a failed financial institution filed a civil action against Citibank in the Southern District of New York.  This action relates to one private-label RMBS trust for which Citibank formerly served as trustee.  The FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the TIA.  Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, N.A. entities that have also been sued by the FDIC in their capacity as trustee, and these cases have all been consolidated in front of Judge Carter.  On September 30, 2016, the court granted Citibank’s motion to dismiss without prejudice for lack of subject matter jurisdiction.  On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the court’s dismissal order.  On July 11, 2017, Judge Carter ruled on the motion for reconsideration regarding his dismissal of the action.  He denied reconsideration of his decision on standing, but granted leave to amend the complaint by October 9, 2017.  The FDIC subsequently requested an extension of time to file its amended complaint, which was granted.  The FDIC filed its amended complaint on December 8, 2017.  Defendants jointly filed a motion to dismiss the amended complaint and that joint motion was fully briefed as of May 3, 2018.  On March 20, 2019, the court granted defendants’ joint motion to dismiss the amended complaint.  The FDIC’s deadline to file a notice of appeal was April 22, 2019.  The FDIC has not appealed.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts.  However, Citibank denies liability and continues to vigorously defend against these litigations.  Furthermore, neither the above-disclosed litigations nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties as Certificate Administrator under the Pooling and Servicing Agreement for this CMBS transaction.

Disclosure from Wells Fargo Bank, National Association, as certificate administrator and custodian under (i) Benchmark 2018-B8 PSA pursuant to which the Kawa Mixed Use Portfolio mortgage loan, the Staples Strategic Industrial mortgage loan, the 10 Brookline Place mortgage loan and the 1421 West Shure Drive mortgage loan are serviced, (ii) the Aventura Mall Trust 2018-AVM TSA pursuant to which the Aventura Mall mortgage loan is serviced, and (iii) the JPMCC 2019-COR4 PSA pursuant to which the Liberty Station Retail mortgage loan is serviced:

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

Item 1119 of Regulation AB

Provided previously in the prospectus of the Registrant relating to the issuing entity and filed on February 14, 2019 pursuant to Rule 424(b)(2) of the Securities Act of 1933, as amended.

Item 1122 of Regulation AB

The reports on assessment of compliance with servicing criteria for asset-backed securities and related attestation reports are attached hereto under Item 15.

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association (“Midland”) discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported fields as described in (1) and (2) below.  (1) In connection with other enhancements Midland made to its manual Schedule AL process, starting in April 2019, Midland developed and implemented new Schedule AL reporting templates for each applicable CMBS transaction that closed prior to April 2019 and for each applicable CMBS transaction going forward.  Related to this, Midland made certain template setup errors, along with related and other manual inputting of information errors, and the errors were not identified prior to submission of the applicable Schedule AL Files in certain cases due to breakdowns in quality control.  (2) In one applicable transaction, the related Schedule AL File for a given month was not saved properly resulting in the prior month's Schedule AL File being submitted for the given month instead of the correct Schedule AL File.

The identified instances did not involve the servicing of the assets backing the asset-backed securities covered in this Form 10-K.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland’s Schedule AL reporting process was enhanced in April of 2019, however, the process remained manual throughout the 2019 calendar year.  Errors relating to certain Schedule AL Files during 2019 were identified during the related audit.  Following identification, Midland made staffing changes and additional enhancements and improvements to its processes and procedures to support its Schedule AL reporting obligations and expects to move to an automated solution for this process.

Item 1123 of Regulation AB

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List the following documents filed as a part of the report:
(1)	Not Applicable
(2)	Not Applicable
(3)	Exhibits listed below are either included or incorporated by reference as indicated below:
Exhibit Number	Description
4.1

Pooling and Servicing Agreement, dated as of February 1, 2019 (the “Benchmark 2019-B9 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated February 14, 2019, and filed by the registrant on February 14, 2019 under Commission File No. 333-207132-21, and is incorporated by reference herein).

4.2

Pooling and Servicing Agreement, dated as of December 1, 2018 (the “Benchmark 2018-B8 PSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated February 14, 2019, and filed by the registrant on February 14, 2019 under Commission File No. 333-207132-21, and is incorporated by reference herein)[1].

4.3

Trust and Servicing Agreement, dated as of June 29, 2018 (the “Aventura Mall Trust 2018-AVM TSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Wells Fargo Bank, National Association, as servicer, CWCapital Asset Management LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated February 14, 2019, and filed by the registrant on February 14, 2019 under Commission File No. 333-207132-21, and is incorporated by reference herein)[2].

4.4

Pooling and Servicing Agreement, dated as of February 1, 2019 (the “JPMCC 2019-COR4 PSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer and special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated February 28, 2019, and filed by the registrant on March 6, 2019 under Commission File No. 333-207132-21, and is incorporated by reference herein)[3].

31	Rule 15d-14(d) Certification
33	Reports on assessment of compliance with servicing criteria for asset-backed securities.
33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer
33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer
33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

[1]

The Kawa Mixed Use Portfolio mortgage loan, which represented approximately 4.1% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Staples Strategic Industrial mortgage loan, which represented approximately 4.0% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 10 Brookline Place mortgage loan, which represented approximately 3.6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 1421 West Shure Drive mortgage loan, which represented approximately 1.4% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Kawa Mixed Use Portfolio mortgage loan, the Staples Strategic Industrial mortgage loan, the 10 Brookline Place mortgage loan, the 1421 West Shure Drive mortgage loan, and each of the related companion loan(s) are serviced pursuant to the Benchmark 2019-B9 PSA.

[2]

The Aventura Mall mortgage loan, which represented approximately 1.7% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Aventura Mall mortgage loan and the related companion loan(s) are serviced pursuant to the Aventura Mall Trust 2018-AVM TSA.

[3]

The Liberty Station Retail mortgage loan, which represented approximately 3.4% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Liberty Station Retail mortgage loan and the related companion loan(s) were serviced pursuant to the Benchmark 2019-B9 PSA prior to February 28, 2019. The Liberty Station Retail mortgage loan and the related companion loan(s) are serviced pursuant to the JPMCC 2019-COR4 PSA on and after February 28, 2019.

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator
33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant
33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant
33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant
33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as servicing function participant
33.9

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2018-B8 PSA pursuant to which the Kawa Mixed Use Portfolio mortgage loan, the Staples Strategic Industrial mortgage loan, the 10 Brookline Place mortgage loan and the 1421 West Shure Drive mortgage loan are serviced (see Exhibit 33.8)

33.10

Report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as special servicer under the Benchmark 2018-B8 PSA pursuant to which the Kawa Mixed Use Portfolio mortgage loan, the Staples Strategic Industrial mortgage loan, the 10 Brookline Place mortgage loan and the 1421 West Shure Drive mortgage loan are serviced

33.11

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the Benchmark 2018-B8 PSA pursuant to which the Kawa Mixed Use Portfolio mortgage loan, the Staples Strategic Industrial mortgage loan, the 10 Brookline Place mortgage loan and the 1421 West Shure Drive mortgage loan are serviced

33.12

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator under the Benchmark 2018-B8 PSA pursuant to which the Kawa Mixed Use Portfolio mortgage loan, the Staples Strategic Industrial mortgage loan, the 10 Brookline Place mortgage loan and the 1421 West Shure Drive mortgage loan are serviced

33.13

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2018-B8 PSA pursuant to which the Kawa Mixed Use Portfolio mortgage loan, the Staples Strategic Industrial mortgage loan, the 10 Brookline Place mortgage loan and the 1421 West Shure Drive mortgage loan are serviced

33.14

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer under the Aventura Mall Trust 2018-AVM TSA pursuant to which the Aventura Mall mortgage loan is serviced (see Exhibit 33.1)

33.15

Report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as special servicer under the Aventura Mall Trust 2018-AVM TSA pursuant to which the Aventura Mall mortgage loan is serviced (see Exhibit 33.10)

33.16

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the Aventura Mall Trust 2018-AVM TSA pursuant to which the Aventura Mall mortgage loan is serviced (see Exhibit 33.3)

33.17

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator under the Aventura Mall Trust 2018-AVM TSA pursuant to which the Aventura Mall mortgage loan is serviced (see Exhibit 33.12)

33.18

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Aventura Mall Trust 2018-AVM TSA pursuant to which the Aventura Mall mortgage loan is serviced (see Exhibit 33.13)

33.19

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant under the Aventura Mall Trust 2018-AVM TSA pursuant to which the Aventura Mall mortgage loan is serviced (see Exhibit 33.6)

33.20

Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant under the Aventura Mall Trust 2018-AVM TSA pursuant to which the Aventura Mall mortgage loan is serviced (see Exhibit 33.7)

33.21

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the JPMCC 2019-COR4 PSA pursuant to which the Liberty Station Retail mortgage loan is serviced (see Exhibit 33.8)

33.22

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the JPMCC 2019-COR4 PSA pursuant to which the Liberty Station Retail mortgage loan is serviced (see Exhibit 33.8)

33.23

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the JPMCC 2019-COR4 PSA pursuant to which the Liberty Station Retail mortgage loan is serviced (see Exhibit 33.11)

33.24

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator under the JPMCC 2019-COR4 PSA pursuant to which the Liberty Station Retail mortgage loan is serviced (see Exhibit 33.12)

33.25

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the JPMCC 2019-COR4 PSA pursuant to which the Liberty Station Retail mortgage loan is serviced (see Exhibit 33.13)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities
34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer
34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer
34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor
34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator
34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant
34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant
34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant
34.8

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as servicing function participant

34.9

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2018-B8 PSA pursuant to which the Kawa Mixed Use Portfolio mortgage loan, the Staples Strategic Industrial mortgage loan, the 10 Brookline Place mortgage loan and the 1421 West Shure Drive mortgage loan are serviced (see Exhibit 34.8)

34.10

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as special servicer under the Benchmark 2018-B8 PSA pursuant to which the Kawa Mixed Use Portfolio mortgage loan, the Staples Strategic Industrial mortgage loan, the 10 Brookline Place mortgage loan and the 1421 West Shure Drive mortgage loan are serviced

34.11

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the Benchmark 2018-B8 PSA pursuant to which the Kawa Mixed Use Portfolio mortgage loan, the Staples Strategic Industrial mortgage loan, the 10 Brookline Place mortgage loan and the 1421 West Shure Drive mortgage loan are serviced

34.12

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator under the Benchmark 2018-B8 PSA pursuant to which the Kawa Mixed Use Portfolio mortgage loan, the Staples Strategic Industrial mortgage loan, the 10 Brookline Place mortgage loan and the 1421 West Shure Drive mortgage loan are serviced

34.13

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2018-B8 PSA pursuant to which the Kawa Mixed Use Portfolio mortgage loan, the Staples Strategic Industrial mortgage loan, the 10 Brookline Place mortgage loan and the 1421 West Shure Drive mortgage loan are serviced

34.14

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer under the Aventura Mall Trust 2018-AVM TSA pursuant to which the Aventura Mall mortgage loan is serviced (see Exhibit 34.1)

34.15

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as special servicer under the Aventura Mall Trust 2018-AVM TSA pursuant to which the Aventura Mall mortgage loan is serviced (see Exhibit 34.10)

34.16

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the Aventura Mall Trust 2018-AVM TSA pursuant to which the Aventura Mall mortgage loan is serviced (see Exhibit 34.3)

34.17

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator under the Aventura Mall Trust 2018-AVM TSA pursuant to which the Aventura Mall mortgage loan is serviced (see Exhibit 34.12)

34.18

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Aventura Mall Trust 2018-AVM TSA pursuant to which the Aventura Mall mortgage loan is serviced (see Exhibit 34.13)

34.19

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant under the Aventura Mall Trust 2018-AVM TSA pursuant to which the Aventura Mall mortgage loan is serviced (see Exhibit 34.6)

34.20

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant under the Aventura Mall Trust 2018-AVM TSA pursuant to which the Aventura Mall mortgage loan is serviced (see Exhibit 34.7)

34.21

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the JPMCC 2019-COR4 PSA pursuant to which the Liberty Station Retail mortgage loan is serviced (see Exhibit 34.8)

34.22

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the JPMCC 2019-COR4 PSA pursuant to which the Liberty Station Retail mortgage loan is serviced (see Exhibit 34.8)

34.23

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the JPMCC 2019-COR4 PSA pursuant to which the Liberty Station Retail mortgage loan is serviced (see Exhibit 34.11)

34.24

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator under the JPMCC 2019-COR4 PSA pursuant to which the Liberty Station Retail mortgage loan is serviced (see Exhibit 34.12)

34.25

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the JPMCC 2019-COR4 PSA pursuant to which the Liberty Station Retail mortgage loan is serviced (see Exhibit 34.13)

35	Servicer compliance statements.
35.1	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer
35.2	Servicer compliance statement, LNR Partners, LLC, as special servicer
35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator
35.4	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as servicing function participant
35.5

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2018-B8 PSA pursuant to which the Kawa Mixed Use Portfolio mortgage loan, the Staples Strategic Industrial mortgage loan, the 10 Brookline Place mortgage loan and the 1421 West Shure Drive mortgage loan are serviced (see Exhibit 35.4)

35.6

Servicer compliance statement, CWCapital Asset Management LLC, as special servicer under the Benchmark 2018-B8 PSA pursuant to which the Kawa Mixed Use Portfolio mortgage loan, the Staples Strategic Industrial mortgage loan, the 10 Brookline Place mortgage loan and the 1421 West Shure Drive mortgage loan are serviced

35.7

Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator under the Benchmark 2018-B8 PSA pursuant to which the Kawa Mixed Use Portfolio mortgage loan, the Staples Strategic Industrial mortgage loan, the 10 Brookline Place mortgage loan and the 1421 West Shure Drive mortgage loan are serviced

35.8

Servicer compliance statement, Wells Fargo Bank, National Association, as servicer under the Aventura Mall Trust 2018-AVM TSA pursuant to which the Aventura Mall mortgage loan is serviced (see Exhibit 35.1)

35.9

Servicer compliance statement, CWCapital Asset Management LLC, as special servicer under the Aventura Mall Trust 2018-AVM TSA pursuant to which the Aventura Mall mortgage loan is serviced (see Exhibit 35.6)

35.10

Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator under the Aventura Mall Trust 2018-AVM TSA pursuant to which the Aventura Mall mortgage loan is serviced (see Exhibit 35.7)

35.11

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the JPMCC 2019-COR4 PSA pursuant to which the Liberty Station Retail mortgage loan is serviced (see Exhibit 35.4)

35.12

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the JPMCC 2019-COR4 PSA pursuant to which the Liberty Station Retail mortgage loan is serviced (see Exhibit 35.4)

35.13

Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator under the JPMCC 2019-COR4 PSA pursuant to which the Liberty Station Retail mortgage loan is serviced (see Exhibit 35.7)

99.1

Mortgage Loan Purchase Agreement, dated as of February 1, 2019, between Citi Real Estate Funding Inc. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citi Real Estate Funding Inc. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated February 14, 2019, and filed by the registrant on February 14, 2019 under Commission File No. 333-207132-21, and is incorporated by reference herein).

99.2

Mortgage Loan Purchase Agreement, dated as of February 1, 2019, between German American Capital Corporation and Citigroup Commercial Mortgage Securities Inc., pursuant to which German American Capital Corporation sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K dated February 14, 2019, and filed by the registrant on February 14, 2019 under Commission File No. 333-207132-21, and is incorporated by reference herein).

99.3

Mortgage Loan Purchase Agreement, dated as of February 1, 2019, between JPMorgan Chase Bank, National Association and Citigroup Commercial Mortgage Securities Inc., pursuant to which JPMorgan Chase Bank, National Association sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K dated February 14, 2019, and filed by the registrant on February 14, 2019 under Commission File No. 333-207132-21, and is incorporated by reference herein).

99.4

Primary Servicing Agreement, dated as of February 1, 2019, between Wells Fargo Bank, National Association, as master servicer, and Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K dated February 14, 2019, and filed by the registrant on February 14, 2019 under Commission File No. 333-207132-21, and is incorporated by reference herein).

(b)	The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above.
(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2020

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President