Form 10-K
period 2025-12-31
BENCHMARK 2019-B9 MORTGAGE TRUST
filed 2026-03-31
CIK 1764759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Not Applicable

EXPLANATORY NOTES

1 Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association, as master servicer under the Benchmark 2019-B9 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on March 3, 2025 under Commission File No. 333-207132-21.

2 The Kawa Mixed Use Portfolio mortgage loan, which represented approximately 4.1% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Staples Strategic Industrial mortgage loan, which represented approximately 4.0% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 10 Brookline Place mortgage loan, which represented approximately 3.6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Kawa Mixed Use Portfolio mortgage loan, the Staples Strategic Industrial mortgage loan and the 10 Brookline Place mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2018-B8 PSA. The 1421 West Shure Drive mortgage loan, previously an asset of the issuing entity being serviced under the Benchmark 2018-B8 PSA, was not an asset of the issuing entity during the reporting period and is omitted from this annual report on Form 10-K.

3 The Aventura Mall mortgage loan, which represented approximately 1.7% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Aventura Mall mortgage loan and the related companion loan(s) are serviced pursuant to the Aventura Mall Trust 2018-AVM TSA. Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association, as servicer under the Aventura Mall Trust 2018-AVM TSA, as disclosed in the Current Report on Form 8-K filed by the registrant on March 3, 2025 under Commission File No. 333-207132-21.

4 The Liberty Station Retail mortgage loan, which represented approximately 3.4% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Liberty Station Retail mortgage loan and the related companion loan(s) are serviced pursuant to the JPMCC 2019-COR4 PSA.

5 This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Wells Fargo Bank, National Association as certificate administrator under the Benchmark 2018-B8 PSA, the Aventura Mall Trust 2018-AVM TSA and the JPMCC 2019-COR4 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.

6 This annual report on Form 10-K does not include the servicer compliance statements of Wells Fargo Bank, National Association as certificate administrator under the Benchmark 2018-B8 PSA, the Aventura Mall Trust 2018-AVM TSA and the JPMCC 2019-COR4 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

Item 1117 of Regulation AB

Disclosure from Wilmington Trust, National Association (“WTNA”) (i) as trustee and (ii) as trustee under the Aventura Mall Trust 2018-AVM TSA pursuant to which the Aventura Mall mortgage loan is serviced:

On February 3, 2026, certain investors served WTNA with a civil complaint, filed in the Supreme Court of the State of New York, County of New York, for an unspecified amount of damages arising from alleged breaches of contract and duties related to WTNA’s roles as custodian and indenture trustee for certain Tricolor Holdings, LLC asset-backed securitization transactions. The plaintiffs generally assert causes of action related to WTNA’s purported failure to comply with certain provisions related to waterfall payments, servicing transition costs and post-event of default duties and related to WTNA’s purported failure to perform certain actions as custodian with respect to the related receivables. WTNA intends to vigorously defend itself against this legal action.

Disclosure from U.S. Bank National Association (“U.S. Bank”), as servicing function participant:

U.S. Bank and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts. Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.

U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously. However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.

On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans. This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”). The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans. Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action.

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated. On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases. On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans, which remains pending.

U.S. Bank denies liability in the NCMSLT Action and believes it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs and that it has meritorious defenses. It has contested and intends to continue contesting the plaintiffs’ claims vigorously.

Disclosure from CWCapital Asset Management LLC (“CWCAM”) (i) as special servicer under the Benchmark 2018-B8 PSA pursuant to which the Kawa Mixed Use Portfolio mortgage loan, the Staples Strategic Industrial mortgage loan and the 10 Brookline Place mortgage loan are serviced and (ii) as special servicer under the Aventura Mall Trust 2018-AVM TSA pursuant to which the Aventura Mall mortgage loan is serviced:

From time to time, CWCAM, is a party to lawsuits and other legal proceedings as part of its duties as a special servicer (e.g., enforcement of loan obligations) and/or arising in the ordinary course of business. Other than as set forth in the following paragraphs, there are currently no legal proceedings pending, and no legal proceedings known to be contemplated by governmental authorities, against CWCAM or of which any of its property is the subject, that are material to the certificateholders.

On December 1, 2017, a complaint against CWCAM and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463 (the “Original Complaint”). The gravamen of the Original Complaint alleged breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr, Ltd. In total, there are 14 counts pled in the Original Complaint. Of those 14, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. On May 23, 2018, the Original Complaint was dismissed for lack of subject matter jurisdiction. On June 28, 2018, CWCapital Cobalt Vr Ltd. filed a substantially similar complaint in the Supreme Court of the State of New York, County of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., Index No. 653277/2018 (the “New Complaint”). The gravamen of the New Complaint is the same as the previous complaint filed in the United State District Court for the Southern District of New York. In total there are 16 counts pled in the New Complaint. Of those 16 counts, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment, 1 count seeks a declaratory judgement that the plaintiff has the right to enforce the contracts in question and 1 count seeks an injunction requiring the defendants to recognize the plaintiff as the directing holder for the trusts in question. On January 11, 2019, the plaintiff dismissed with prejudice the declaratory judgment and injunction counts. The New Complaint and related summons was not served on the defendants until July 13, 2018 and July 16, 2018. The plaintiff’s motion for a preliminary injunction was denied by the court on July 31, 2018. On August 3, 2018, the defendants, including CWCAM, filed a motion to dismiss the New Complaint in its entirety. On August 20, 2019, the court entered an order granting defendants’ motion almost in its entirety, dismissing 11 of the 16 counts and partially dismissing 2 additional counts. Of the remaining counts, 2 are asserted against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment. On September 19, 2019, CWCapital Cobalt Vr Ltd. filed a notice of appeal relating to the August 20, 2019 dismissal order and on September 26, 2019, filed an amended complaint against CWCI and CWCAM attempting to address deficiencies relating to certain of the claims dismissed by the August, 20, 2019 order. CWCI and CWCAM filed its Motion to Dismiss the amended complaint on October 28, 2019. The court heard argument on the Motion to Dismiss the amended complaint on January 22, 2020 and on October 23, 2020, the court granted the motion dismissing the amended claims. On November 30, 2020, CWCapital Cobalt Vr Ltd filed a notice of appeal relating to the October 23, 2020 dismissal order. On April 27, 2021, the First Department affirmed the dismissal as to claims against CWCAM that were part of the August 20, 2019 dismissal, but reversed the dismissal of two counts for breach of the Collateral Management Agreement against CWCI. CWCI sought leave to file an appeal of the decision. The plaintiff also sought leave to appeal the dismissal of the claims against CWCAM. Both requests for leave were denied by the First Department. On May 15, 2020, CWCI and CWCAM filed a motion to renew its motion to dismiss as to 4 of the remaining counts (including the remaining two counts against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment), based on a decision entered by Judge Failla in a trust instruction proceeding in the US District Court for the Southern District of New York awarding summary judgment in favor of CWCAM. On September 7, 2021, the court denied the motion to renew. CWCI and CWCAM filed a notice of appeal, which they perfected by the filing of their opening brief on July 1, 2022. On November 15, 2022, the First Department affirmed the court’s denial of the motion to renew. On October 1, 2021, CWCI and CWCAM moved to reargue the denial of the motion to renew (or alternatively, the motion to dismiss) with respect to certain of Cobalt’s claims, including the remaining 2 claims against CWCAM, based on the First Department’s April 27, 2021 decision. On March 24, 2022, the court denied the relief sought in the motion to reargue. CWCI and CWCAM appealed the court’s decision on the motion to reargue and filed their opening brief on July 11, 2022. The appeal was dismissed as being non-appealable on August 30, 2022. Discovery (both fact and expert) concluded on March 1, 2024. CWCAM and CWCI filed a motion for summary judgment on March 29, 2024, seeking dismissal of all the claims in their entirety. On that same date, the plaintiff cross moved for summary judgment on one of the claims asserted against only CWCI. Oral argument on the parties’ summary judgment motions were heard on October 22, 2024. . On January 13, 2026, the court denied plaintiff’s motion for summary judgment and granted, in part, and denied, in part, the motion filed by CWCI and CWCAM. Specifically, the court dismissed the remaining two counts against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment. With respect to CWCI, the court dismissed two counts against CWCI in their entirety and dismissed portions of one count against CWCI. The only three counts that survived and remain in the case are against CWCI. The court severed the dismissed claims from the surviving claims. On January 22, 2026, CWCI and CWCAM submitted an order to the court, requesting that it direct the clerk’s office to enter judgment on the dismissed claims and that CWCAM be dismissed as a defendant from the action. CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith.

On January 13, 2025, in the Supreme Court of the State of New York, ROC Debt Strategies II Bond Investments LLC (“Bridge Investment Group or “Bridge”), as Directing Certificateholder (“DCH”) filed suit against CWCapital Asset Management LLC (“CWCAM”), alleging breach of the subject Pooling and Servicing Agreement (“PSA”) and violation of the Servicing Standard while acting as special servicer for the FREMF 2016-KS06 pool. It is alleged that CWCAM was negligent in the servicing of a portfolio of 9 loans (the “Ranger Portfolio”) that were in special servicing starting in 2022. The suit demands unspecified compensatory damages and a Declaratory Judgment that CWCAM is not entitled to indemnification or payment for expenses from the Trust under the PSA. CWCAM disagrees vehemently with these allegations and a Motion to Dismiss was filed by CWCAM on March 14, 2025. The motion has been fully briefed and a hearing was held on August 25, 2025 While that motion was pending, the parties reached a business resolution and by stipulation the lawsuit was dismissed with prejudice on January 22, 2026.

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
4.1

Pooling and Servicing Agreement, dated as of February 1, 2019 (the “Benchmark 2019-B9 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as master servicer, LNR Partners, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated February 14, 2019, and filed by the registrant on February 14, 2019 under Commission File No. 333-207132-21, and is incorporated by reference herein).  (see Explanatory Note #1)

4.2

Pooling and Servicing Agreement, dated as of December 1, 2018 (the “Benchmark 2018-B8 PSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated February 14, 2019, and filed by the registrant on February 14, 2019 under Commission File No. 333-207132-21, and is incorporated by reference herein). (see Explanatory Note #2)

4.3

Trust and Servicing Agreement, dated as of June 29, 2018 (the “Aventura Mall Trust 2018-AVM TSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as servicer, CWCapital Asset Management LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated February 14, 2019, and filed by the registrant on February 14, 2019 under Commission File No. 333-207132-21, and is incorporated by reference herein). (see Explanatory Note #3)

4.4

Pooling and Servicing Agreement, dated as of February 1, 2019 (the “JPMCC 2019-COR4 PSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer and special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated February 28, 2019, and filed by the registrant on March 6, 2019 under Commission File No. 333-207132-21, and is incorporated by reference herein). (see Explanatory Note #4)

31	Rule 15d-14(d) Certification

33	Reports on assessment of compliance with servicing criteria for asset-backed securities. (see Explanatory Note #5)

33.1a	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025

33.1b	Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as master servicer on and after March 1, 2025

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee

33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as servicing function participant

33.9

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2018-B8 PSA pursuant to which the Kawa Mixed Use Portfolio mortgage loan, the Staples Strategic Industrial mortgage loan and the 10 Brookline Place mortgage loan are serviced (see Exhibit 33.8)

33.10

Report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as special servicer under the Benchmark 2018-B8 PSA pursuant to which the Kawa Mixed Use Portfolio mortgage loan, the Staples Strategic Industrial mortgage loan and the 10 Brookline Place mortgage loan are serviced

33.11

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the Benchmark 2018-B8 PSA pursuant to which the Kawa Mixed Use Portfolio mortgage loan, the Staples Strategic Industrial mortgage loan and the 10 Brookline Place mortgage loan are serviced

33.12a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2018-B8 PSA pursuant to which the Kawa Mixed Use Portfolio mortgage loan, the Staples Strategic Industrial mortgage loan and the 10 Brookline Place mortgage loan are serviced

33.12b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2018-B8 PSA pursuant to which the Kawa Mixed Use Portfolio mortgage loan, the Staples Strategic Industrial mortgage loan and the 10 Brookline Place mortgage loan are serviced

33.13a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2018-B8 PSA pursuant to which the Kawa Mixed Use Portfolio mortgage loan, the Staples Strategic Industrial mortgage loan and the 10 Brookline Place mortgage loan are serviced

33.13b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2018-B8 PSA pursuant to which the Kawa Mixed Use Portfolio mortgage loan, the Staples Strategic Industrial mortgage loan and the 10 Brookline Place mortgage loan are serviced

33.14a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer prior to March 1, 2025 under the Aventura Mall Trust 2018-AVM TSA pursuant to which the Aventura Mall mortgage loan is serviced (see Exhibit 33.1a)

33.14b

Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as servicer on and after March 1, 2025 under the Aventura Mall Trust 2018-AVM TSA pursuant to which the Aventura Mall mortgage loan is serviced (see Exhibit 33.1b)

33.15

Report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as special servicer under the Aventura Mall Trust 2018-AVM TSA pursuant to which the Aventura Mall mortgage loan is serviced (see Exhibit 33.10)

33.16

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the Aventura Mall Trust 2018-AVM TSA pursuant to which the Aventura Mall mortgage loan is serviced (see Exhibit 33.3)

33.17a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Aventura Mall Trust 2018-AVM TSA pursuant to which the Aventura Mall mortgage loan is serviced (see Exhibit 33.12a)

33.17b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Aventura Mall Trust 2018-AVM TSA pursuant to which the Aventura Mall mortgage loan is serviced (see Exhibit 33.12b)

33.18

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the Aventura Mall Trust 2018-AVM TSA pursuant to which the Aventura Mall mortgage loan is serviced (see Exhibit 33.6)

33.19

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the Aventura Mall Trust 2018-AVM TSA pursuant to which the Aventura Mall mortgage loan is serviced (see Exhibit 33.7)

33.20

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the JPMCC 2019-COR4 PSA pursuant to which the Liberty Station Retail mortgage loan is serviced (see Exhibit 33.8)

33.21

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the JPMCC 2019-COR4 PSA pursuant to which the Liberty Station Retail mortgage loan is serviced (see Exhibit 33.8)

33.22

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the JPMCC 2019-COR4 PSA pursuant to which the Liberty Station Retail mortgage loan is serviced (see Exhibit 33.11)

33.23a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the JPMCC 2019-COR4 PSA pursuant to which the Liberty Station Retail mortgage loan is serviced (see Exhibit 33.12a)

33.23b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the JPMCC 2019-COR4 PSA pursuant to which the Liberty Station Retail mortgage loan is serviced (see Exhibit 33.12b)

33.24a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the JPMCC 2019-COR4 PSA pursuant to which the Liberty Station Retail mortgage loan is serviced (see Exhibit 33.13a)

33.24b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the JPMCC 2019-COR4 PSA pursuant to which the Liberty Station Retail mortgage loan is serviced (see Exhibit 33.13b)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities

34.1a	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025

34.1b	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as master servicer on and after March 1, 2025

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee

34.8

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as servicing function participant

34.9

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2018-B8 PSA pursuant to which the Kawa Mixed Use Portfolio mortgage loan, the Staples Strategic Industrial mortgage loan and the 10 Brookline Place mortgage loan are serviced (see Exhibit 34.8)

34.10

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as special servicer under the Benchmark 2018-B8 PSA pursuant to which the Kawa Mixed Use Portfolio mortgage loan, the Staples Strategic Industrial mortgage loan and the 10 Brookline Place mortgage loan are serviced

34.11

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the Benchmark 2018-B8 PSA pursuant to which the Kawa Mixed Use Portfolio mortgage loan, the Staples Strategic Industrial mortgage loan and the 10 Brookline Place mortgage loan are serviced

34.12a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2018-B8 PSA pursuant to which the Kawa Mixed Use Portfolio mortgage loan, the Staples Strategic Industrial mortgage loan and the 10 Brookline Place mortgage loan are serviced

34.12b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2018-B8 PSA pursuant to which the Kawa Mixed Use Portfolio mortgage loan, the Staples Strategic Industrial mortgage loan and the 10 Brookline Place mortgage loan are serviced

34.13a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2018-B8 PSA pursuant to which the Kawa Mixed Use Portfolio mortgage loan, the Staples Strategic Industrial mortgage loan and the 10 Brookline Place mortgage loan are serviced

34.13b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2018-B8 PSA pursuant to which the Kawa Mixed Use Portfolio mortgage loan, the Staples Strategic Industrial mortgage loan and the 10 Brookline Place mortgage loan are serviced

34.14a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer prior to March 1, 2025 under the Aventura Mall Trust 2018-AVM TSA pursuant to which the Aventura Mall mortgage loan is serviced (see Exhibit 34.1a)

34.14b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as servicer on and after March 1, 2025 under the Aventura Mall Trust 2018-AVM TSA pursuant to which the Aventura Mall mortgage loan is serviced (see Exhibit 34.1b)

34.15

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as special servicer under the Aventura Mall Trust 2018-AVM TSA pursuant to which the Aventura Mall mortgage loan is serviced (see Exhibit 34.10)

34.16

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the Aventura Mall Trust 2018-AVM TSA pursuant to which the Aventura Mall mortgage loan is serviced (see Exhibit 34.3)

34.17a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Aventura Mall Trust 2018-AVM TSA pursuant to which the Aventura Mall mortgage loan is serviced (see Exhibit 34.12a)

34.17b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Aventura Mall Trust 2018-AVM TSA pursuant to which the Aventura Mall mortgage loan is serviced (see Exhibit 34.12b)

34.18

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the Aventura Mall Trust 2018-AVM TSA pursuant to which the Aventura Mall mortgage loan is serviced (see Exhibit 34.6)

34.19

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the Aventura Mall Trust 2018-AVM TSA pursuant to which the Aventura Mall mortgage loan is serviced (see Exhibit 34.7)

34.20

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the JPMCC 2019-COR4 PSA pursuant to which the Liberty Station Retail mortgage loan is serviced (see Exhibit 34.8)

34.21

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the JPMCC 2019-COR4 PSA pursuant to which the Liberty Station Retail mortgage loan is serviced (see Exhibit 34.8)

34.22

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the JPMCC 2019-COR4 PSA pursuant to which the Liberty Station Retail mortgage loan is serviced (see Exhibit 34.11)

34.23a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the JPMCC 2019-COR4 PSA pursuant to which the Liberty Station Retail mortgage loan is serviced (see Exhibit 34.12a)

34.23b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the JPMCC 2019-COR4 PSA pursuant to which the Liberty Station Retail mortgage loan is serviced (see Exhibit 34.12b)

34.24a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the JPMCC 2019-COR4 PSA pursuant to which the Liberty Station Retail mortgage loan is serviced (see Exhibit 34.13a)

34.24b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the JPMCC 2019-COR4 PSA pursuant to which the Liberty Station Retail mortgage loan is serviced (see Exhibit 34.13b)

35	Servicer compliance statements. (see Explanatory Note #6)

35.1a	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025

35.1b	Servicer compliance statement, Trimont LLC, as master servicer on and after March 1, 2025

35.2	Servicer compliance statement, LNR Partners, LLC, as special servicer

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as servicing function participant

35.5

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2018-B8 PSA pursuant to which the Kawa Mixed Use Portfolio mortgage loan, the Staples Strategic Industrial mortgage loan and the 10 Brookline Place mortgage loan are serviced (see Exhibit 35.4)

35.6

Servicer compliance statement, CWCapital Asset Management LLC, as special servicer under the Benchmark 2018-B8 PSA pursuant to which the Kawa Mixed Use Portfolio mortgage loan, the Staples Strategic Industrial mortgage loan and the 10 Brookline Place mortgage loan are serviced

35.7a

Servicer compliance statement, Wells Fargo Bank, National Association, as servicer prior to March 1, 2025 under the Aventura Mall Trust 2018-AVM TSA pursuant to which the Aventura Mall mortgage loan is serviced (see Exhibit 35.1a)

35.7b

Servicer compliance statement, Trimont LLC, as servicer on and after March 1, 2025 under the Aventura Mall Trust 2018-AVM TSA pursuant to which the Aventura Mall mortgage loan is serviced (see Exhibit 35.1b)

35.8

Servicer compliance statement, CWCapital Asset Management LLC, as special servicer under the Aventura Mall Trust 2018-AVM TSA pursuant to which the Aventura Mall mortgage loan is serviced (see Exhibit 35.6)

35.9

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the JPMCC 2019-COR4 PSA pursuant to which the Liberty Station Retail mortgage loan is serviced (see Exhibit 35.4)

35.10

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the JPMCC 2019-COR4 PSA pursuant to which the Liberty Station Retail mortgage loan is serviced (see Exhibit 35.4)

99.1

Mortgage Loan Purchase Agreement, dated as of February 1, 2019, between Citi Real Estate Funding Inc. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citi Real Estate Funding Inc. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated February 14, 2019, and filed by the registrant on February 14, 2019 under Commission File No. 333-207132-21, and is incorporated by reference herein).

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

Date: March 31, 2026

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President